Form 10-K/A
period 1998-12-31
MORGAN STANLEY CAPITAL I INC COM MORT PS THR CER SE 1998-CF1
filed 1999-04-09
CIK 1065428

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities

A M R E S C 0

March 30, 1999

VIA CERTIFIED MML
RETURN RECEIPT REQUESTED

Morgan Stanley Capital I Inc.
1585 Broadway
New York, New York 10036
Attention: Mr. Russell Rahbany

Dear Mr. RahbanY:

Reference is made to the Pooling and Servicing Agreement dated as of August 1, 1998, among Morgan Stanley Capital I Inc., as Depositor, AMRESCO Services, L.P., ("AMRESCO") as Master Servicer, Lennar Partners, Inc., as Special Servicer,
 LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as Fiscal Agent, entered into in connection with Morgan Stanley

Capital I Inc. Mortgage Pass-Through Certificates Series
1998-CFl (the "PSA").

Commercial 01. Lrarp, aaa-	5

As Senior Vice President of AMRESCO, I have delegated to specified officers ("Officers") the responsibility for reviewing and monitoring the activities of AMRESCO, and of our performance under the PSA.

Accordingly, pursuant to Section 8.12 of the PSA and in accordance with certifications made to me by each of the Officers, AMRESCO certifies the following:

 A review of the activities of AMRESCO for the period from August 1, 1998 to December 3 1, 1998, and of its performance under this PSA has been made under the supervision of the Officers, who have in turn been under my supervision; and

 To the best of my knowledge and the Officers' knowledge,
  based on such review, AMRESCO has fulfilled its obligations as Master Servicer in all material respects under the PSA throughout the period from
August 1, 1998 to December 31, 1998.



Morgan Stanley Capital I Inc.
March 30, 1999
Page 2

Of the ten (10) Sub-Servicers currently performing primary servicing obligations for this transaction, for the period August 1, 1998 to December 31, 1998, only Huntoon Hastings Capital Corp., North Coast Mortgage Company and Mohrle-Morris and Associates, Inc. have provided AMRESCO with unqualified annual compliance certificates and USAP Opinions. Midland Loan Services, Inc. and Pathfinder Mortgage Corporation have provided an unqualified Annual Compliance letter but no USAP Opinion. HAS/Wexford Banegroup LLC, Mortgage and Capital Investors, Inc., Crown NorthCorp.,
 Inc. and CMBS Originations Limited Liability Company have not provided either an Annual Compliance letter or a USAP Opinion. First Security Commercial Servicing, LLC has provided a qualified Annual Compliance letter and USAP Opinion, which are attached hereto.

Please refer to the enclosed independent accountants' report dated February 4, 1999, delivered pursuant to Section 8.13 of the PSA, which discusses the results of their review of our activities under this PSA and which is incorporated herein by reference.

Very truly yours,


Daniel B. Kirby Senior Vice President AMRESCO Services, L.P.

Enclosures

Morgan Stanley Capital I Inc.
1585 Broadway
New York, New York 10036
Attention: General Counsel

LaSalle National Bank
135 South LaSalle Street
Suite 1740
Chicago, Illinois 60674-4107
Attention: Asset-Backed Securities Trust
	Services Group

Annual Compliance-Morgan Stanley 1998-CFI (Version - Final)

Morgan Stanley Capital I Inc.
March 30, 1999
Page 3

cc:

Standard & Poor's Ratings Service
26 Broadway, 10" Floor
New York, New York 10004
Attention: CMBS Surveillance

Moody's Investor Services, Inc.
99 Church Street
New York, New York 10007
Attention: CMBS Surveillance

Annual Compliance-Morgan Stanley 1998-CFI (Version - Final)

I

FIRST SECUNTY COMMERCIAL SERVICING. L.L.C.

March 15, 1999
BDO Seidman, LLP
205 N. Michigan Avenue
Suite 2100
Chicago, 11, 60601

RE:	First Security Commercial Servicing, L.L.C.
	Management's Assertion of Compliance

To Whom It May Concern:

150 SOUTH WACKER DRIVE, CHICAGO, IL 60606-4102
	312.425.9300 FAx 312.425.9366

As and for the year ended December 31, 1998, First Security Commercial Servicing, L.L.C., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Sin Attestation Program for Mortgage Bankers (except, for commercial loan servicing minimum servicing standards V.4. andVI.1, which the MBA has interpreted as inapplicable to such servicing) except as follows - bank reconciliations of certain custodial bank accounts were not reconciled within 45 days following the cutoff date, and certain bank account reconciling items were not resolved within a 90-day period. Subsequent to December 31, 1998, all reconciling items were resolved. First Security Commercial Servicing, L.L.C.'s noncompliance with the above noted exceptions did not have a material effect on the custodial bank account balances.
As of and for this same period, First Security Commercial Servicing, L.L.C. had in effect a fidelity bond and errors and omissions insurance policy in the amount of $ 1,000,000 and $5,000,000, respectively.

Respectfully submitted,

Barry L. Powell
Executive Vice President

Tom Rosenfeld
Senior Vice President

February 4, 1999

Deloitte & Touche LLP
Texas Commerce Tower
220 Ross Avenue
Suite 1600
Dallas, Texas 75201

Dear Sirs:

9&

A M R E S C 0

As of and for the year ended December 31, 1998, AMRESCO
Services, L. P., a subsidiary of AMRESCO. 1'-N'C., has complied in all material respectswith the minimum servicing standards set forth in Appendix A. Such standards were established by ANMRESCO Services, L. P. based on
Mortgage Bankers Association of America's Uniform Single
Attestation Program for Nfortaage Bankers (USAP).

A list of the securitized and bond-related sen-icincy contracts covered by this representation is included in Appendix B.

For the period January 1. 1998 through December 30. 1998.
ANIRESCO Services, L. P. had in effect a fidelitv bond in the amount of S2' )..000.000, errors and omissions liabilitv coverage in the amount of S 10.000.000. and mortgage impairment protection in the amount of S23 ,000.000.

Beginning December 31, 1998, ANIRESCO Services, L. P.
increased its coverage, resulting in a fidelitv bond in the amount of $43,000.000. and mortgage impairment protection in the amount of S43.000,000. Errors and omissions liability coverage remained at $10,000,000.



Date

Donnie M. Skidmore
President

Daniel B. Kirby
Senior Vice President








INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of AMRESCO Services, L.P.:

Deloitte & Touche LLP
Suite 1600
Chase Tower
2200 Ross Avenue
Dallas, Texas 75201-6778

Telephone: (214) 777-7000

We have examined manacrement's assertion about AMRESCO Services, L.P.'s (the "Company") (a wholly owned subsidiary of AMRESCO, INC.) compliance with the Company's servicing standards identified in the Appendix as of and for the year ended
December 3 1, 1998, included in the accompanying management assertion. Such standards were established by the Company's manauement based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for 11fortgage Bankers ("USAP"). Management is responsible for the Company's compliance %vith these servicing standards. Our responsibility is to express an opinion on management*s assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and accordingly, included examining, on a test basis. evidence about the Companv*s compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing standards or its servicing agreements.



In our opinion. mana-ement's assertion that ANIRESCO Services, L.P. complied with its established servicing standards identified in the Appendix as of and for the year ended
December 31. 1998, is fairly stated.. in all material respects.

February 4, 1999

BDO Seidman, LLP
205N Michigan Avenue, Suite 2100
Accountants and Consultants
Chicago. Illinois 60601
Telephone: (3121856-9100
Fax: (312) 856-1379


Independent Auditors' Report

Members
First Security Commercial Servicing, L.L.C.
Chicago, Illinois

We have examined management's assertion about First
Security Commercial Servicing, L.L.C.'s compliance with the minimum servicing standards identified in the Mortgage
Bankers Association of America's (MBA) Uniform Single
Attestation Program for Mortgjkge Bankers (USAP) (except, for commercial loan servicing, minimum servicing standards
V.4 and VI. 1, which the M13A has interpreted as inapplicable to such servicing) as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about First Security Commercial Servicing,
L.L.C.'s compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public
Accountants and, accordingly, included examining, on a test basis, evidence about First Security Commercial
Servicing, L.L.C.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on First Security Commercial Servicing,
L.L.C.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that First
Security Commercial Servicing, L.L.C. complied with the aforementioned minimum servicing standards, except for the noncompliance matters noted in the assertion, as of and for the year ended December 31, 1998 is fairly stated, in all material respects.

Chicago, Illinois
March 15, 1999